Form 10-K
period 2004-12-31
Reef Global Energy V, L.P.
filed 2005-05-13
CIK 1310667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-93399-05

REEF GLOBAL ENERGY V, L.P.
(Exact name of registrant as specified in its charter)

Nevada	20-1949936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or	Identification No.)
organization)

1901 N. Central Expressway
Suite 300
Richardson, Texas	75080
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code: (972) 437-6792

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was $0. As of such date, the registrant had not been formed.

As of March 31, 2005, the registrant had 18.922962 units held by the managing general partner, 70.50 units of additional general partner interest and 289.036272 units of limited partner interest outstanding.

Documents incorporated by reference:  None

PART I

ITEM 1.                             BUSINESS.

Introduction

Reef Global Energy V, L.P. (the “Partnership”) is the fifth in a series of five limited partnerships formed to drill and own interests in oil and natural gas properties as part of the Reef Global Energy Ventures program (the “Program”). The Partnership was formed in the state of Nevada on December 21, 2004.  The primary purposes of the Partnership are to generate revenue from the production of oil and gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners LLC (formerly known as Reef Partners LLC) (“Reef”) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own oil and natural gas properties.  These properties are located primarily onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico, and may also be located in such locations as Reef may deem advisable.  The Partnership primarily acquires interests in oil and natural gas properties in which major or independent oil and gas companies also have interests.  Reef believes that these acquisitions from major or independent oil and gas companies permit the Partnership to obtain the benefits of seismic, geological and geophysical exploration and initial drilling efforts conducted by such companies. To date, the Partnership has acquired interests in eleven prospects, all of which have other major and independent oil companies as partners. Reef purchased additional interests that have been assigned to other Partnerships in the Program as well private drilling partnerships managed by Reef in ten of these prospects. Reef Exploration Inc. (“REI”), an affiliate of Reef, will serve as operator of the wells to be drilled on these ten prospects. As of the date of this report, the Partnership has participated in the drilling of three wells.  The first well was an exploratory well that is currently being completed.  One exploratory well has been plugged and abandoned. One development well has been drilled and is awaiting completion. Five wells are currently drilling, and three wells will be drilled later this year. The Partnership anticipates purchasing an interest in one or two additional prospects during 2005. More detailed information concerning these projects can be found in “Item 2 – Properties.”

The partners should be aware that distributions will decrease over time due to the declining rate of production from wells.  Changes in oil and natural gas prices will decrease or increase cash distributions.  Distributions will be partially sheltered by the percentage depletion allowance.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

•                                          Reef’s ability to select productive prospects;

•                                          the drilling and completion of wells in an economical manner;

•                                          the successful management of prospects;

•                                          the level of oil and natural gas prices in the future;

•                                          the degree of governmental regulation over the production and sale of oil and natural gas;

•                                          the future economic conditions in the United States and throughout the world; and

•                                          changes in the Internal Revenue Code (the “Code”).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives.

Acquisition and Drilling of Undeveloped Prospects

The Partnership has entered into agreements with major or independent oil and gas companies to drill and own interests in oil and natural gas properties.  To date, the Partnership has entered into a total of eleven agreements in which it will participate in drilling activities, all of which were with major or independent oil and gas companies. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted.

Depending on its attributes, a prospect may be characterized as an “exploratory” or “development” site.  Generally speaking, exploratory drilling involves the conduct of drilling operations in search of a new and yet undiscovered pool of oil and gas.  In contrast, development drilling involves drilling to a known producing formation in a previously discovered field.

It is anticipated that all prospects will be evaluated utilizing data provided to Reef by either unaffiliated third parties or REI. This data may include well logs, production records from REI’s and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful. In addition, Partnership prospects are evaluated by petroleum engineers, geophysicists, and other technical consultants retained by Reef on the Partnership’s behalf.

The Partnership’s prospects have been acquired pursuant to an arrangement in which the Partnership purchased part of the working interest.  A working interest bears a specified portion of the costs of development, operation and maintenance.  A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. At its discretion, the Partnership may acquire less than 100% of the working interest provided that costs are reduced proportionately.  The Partnership’s partnership agreement (the “Partnership Agreement”) forbids Reef or any of its affiliates from acquiring or retaining any overriding royalty interest in the Partnership’s interest in the prospects, that is, any royalty interest that would be paid out of the Partnership’s working interest. The Partnership generally purchases a minority percentage of the working interest in each prospect in which it participates and is a non-operator working interest owner. Reef may, for its sole benefit, sell or otherwise dispose of prospect interests not acquired by the Partnership or may retain a working interest in the prospects and participate in the drilling and development of the prospect on the same basis as the Partnership. In such cases where Reef purchases additional interests that are either retained or sold to other partnerships managed by Reef, the total interest owned by Reef and affiliated partnerships may be large enough for REI to be elected operator of the prospect. REI will serve as operator of ten of the eleven prospects in which the Partnership has currently purchased interests.

In acquiring interests in leases, the Partnership may pay such consideration and make such contractual commitments and agreements, as Reef deems fair, reasonable and appropriate.  The term “lease” means any full or partial interest in:

•                                          undeveloped oil and gas leases;

•                                          oil and gas mineral rights;

•                                          licenses;

•                                          concessions;

•                                          contracts;

•                                          fee rights; or

•                                          other rights authorizing the owner to drill for, reduce to possession and produce oil and gas.

It is expected that a substantial portion of the leases and interests in the leases to be developed by the Partnership will be acquired directly from unaffiliated persons; however, the Partnership may also acquire leases by assignment from Reef or its affiliates.  All leases that are transferred to the Partnership from Reef will be transferred at

Reef’s cost, unless Reef has reason to believe that cost is materially more than the fair market value of such property, in which case the price will not exceed the fair market value of the property.  To date, the Partnership has acquired two properties from Reef or its affiliates.

The actual number, identity and percentage of working interests or other interests in prospects to be acquired by the Partnership will depend upon, among other things, available partnership capital, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.  The Partnership expects to participate in twelve or thirteen prospects.  To date, the Partnership has acquired working interests in eleven prospects.

Gulf of Mexico and North Sea Prospects

Reef has entered into two agreements (the “CMI Agreements”) with Challenger Minerals Inc. (“CMI”), a subsidiary of GlobalSantaFe Corporation and a premier screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  GlobalSantaFe Corporation, a New York Stock Exchange listed company and the second largest oil and gas drilling company in the world, furnishes offshore drilling rigs and services to the oil and gas industry worldwide.  Its subsidiary, Applied Drilling Technology Inc. (“ADTI”), furnishes competitive turnkey drilling and completion services in the Gulf of Mexico. The first of the agreements (the “New Gulf Agreement”) amended certain provisions of Reef’s October 2001 agreement with CMI (the “Original Agreement”). The Original Agreement provided, among other things, that CMI would present a minimum of 50 prospects in the Gulf of Mexico region to Reef, and that Reef would have the option to purchase up to 12.5% in any Gulf of Mexico exploration project or developmental project made available to Reef for purchase.  Under the New Gulf Agreement, CMI will continue to present Reef with a minimum of 50 Gulf of Mexico prospects per year, which Reef is under no obligation to purchase. Reef pays CMI $300,000 per year (the “CMI Gulf Fee”) for the geological and geophysical services provided by CMI under the New Gulf Agreement, which is a $75,000 reduction in the CMI fee charged under the Original Agreement.  The New Gulf Agreement amends the Original Agreement for the period between January 31, 2004 and January 31, 2005, by reducing Reef’s participation interest in Gulf of Mexico exploration projects from 12.5% to 7.5%.

As an inducement to the relinquishment of this 5% participation interest, CMI agreed to enter into a new screening program for prospects in the North Sea region pursuant to a second agreement (the “North Sea Agreement”). Pursuant to the terms of the North Sea Agreement, for the period between December 1, 2003 and November 30, 2006, Reef may acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that are identified and initially reviewed by CMI during the term of the North Sea Agreement.  Reef will pay CMI a fee of $75,000 per year, or a total of $225,000 over the three-year term (the “CMI North Sea Fee” and together with the CMI Gulf Fee, the “Challenger Fees”) under the North Sea Agreement.  CMI is not obligated to present Reef with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement, Reef may be excluded from participation in certain prospects.

Projects approved for acquisition by Reef under both CMI Agreements will be assigned to the Partnership as well as other limited partnerships formed as part of the Program. The amount of the Challenger Fees reimbursed to Reef by this Partnership, based upon the final capital contributions of all five Partnerships formed as a part of the Program, was $237,961, or 3.17% of its gross capital contributions of $7,512,416. The total Challenger Fees paid by Reef represented approximately 3.17% of the total capital contributions of all five partnerships formed as part of the Program.

Drilling and Completion Phase

General.  The Partnership will generally own less than a 50% working interest in the prospects it purchases, and it is probable that the majority owner of the prospects will select the operator for the wells drilled on such prospects.  Reef will monitor the operator’s performance and activity, participate as the Partnership’s representative in decision-making with regard to the Partnership’s activities, and otherwise represent the Partnership with regard to the activities of the Partnership.  When REI, one of Reef’s affiliates, serves as operator of a prospect, REI will receive fees at the competitive rate in the area where the prospect is located.  Typically, these are billed as a monthly fee per well. When REI does serve as operator on any Partnership wells, it will do so pursuant to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.  REI is expected to serve as operator of ten of the eleven drilling projects to which Partnership funds have currently been committed. The Partnership is a non-operated working interest owner in all projects to which it has committed funds.

Where the duties of operator are held by REI, drilling will be contracted to an independent third party and the cost of the wells to the Partnership will be determined by the actual third party costs, plus REI’s monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located.  Neither REI, Reef as managing general partner, nor any other affiliate will act as contractor or subcontractor in connection with the drilling of any Partnership well.

The Partnership pays drilling and completion costs as incurred, except that the Partnership is permitted to make advance payments where necessary to secure the tax benefits of prepaid drilling costs and there is a valid business reason.  In order to comply with conditions to secure the tax benefits of prepaid drilling costs, the operator may not refund any portion of amounts paid in the event actual costs are less than amounts paid, but may apply any such amounts solely for payment of additional drilling services to the Partnership.  At December 31, 2004, the Partnership had prepaid drilling costs of approximately $2.3 million for wells to be drilled during the first quarter of 2005.  If a well is not likely to produce oil and/or natural gas in commercial quantities, it will be plugged and abandoned in accordance with applicable regulations.

Sale of Production.  The Partnership will attempt to sell the oil and natural gas produced from its prospects on a competitive basis at the best available terms and prices.  Domestic sales of oil will be at market prices.  Certain international sales however, may be at prices determined by foreign governments or by entities controlled by foreign governments.  Reef will not make any commitment of future production that does not primarily benefit the Partnership.  Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves.  The Partnership will sell natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).  International gas sales, like international oil sales, may be at prices determined by foreign governments or entities controlled by foreign governments.  None of the projects to which the Partnership has currently committed funds are located outside the United States.

Production Phase of Operations

General.  When a partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, including any required gathering and sales lines, production operations commence.

The Partnership intends to sell oil and/or natural gas production from its wells to refineries, foreign governmental agencies, entities controlled by foreign governments, industrial users, gas brokers, interstate pipelines or local utilities.  In many cases the Partnership will elect to sell its production under marketing arrangements entered into by the operator of the well. Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts will not be completed until after the wells have been drilled.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not engaged in commodity futures trading or hedging activities, or entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the partnership’s results of operations.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”

Expenditure of Production Revenues.  The Partnership’s share of production revenue from a given well are burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by REI. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by the additional general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drillpipe, etc. that may result in unanticipated additional liability materially in excess of an additional general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef ‘s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership’s capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

Reef will notify all additional general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage.  Within this 30-day period and otherwise after December 31, 2005, additional general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert.  Additional general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership.  At any time during this 30-day period, upon receipt of the required written notice from the additional general partner of his intent to convert, Reef will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage.  This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former additional general partner to that of a limited partner.  Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes.  However, even after an election of conversion, an additional general partner will continue to have unlimited liability regarding partnership activities while he was an additional general partner.

COMPETITION, MARKETS AND REGULATION

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%.  As a result of deregulation of the natural gas industry by Congress and FERC, natural gas prices are generally determined by competitive forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling equipment, goods, and drilling crews.  Such competition may affect the ability of the Partnership to acquire leases suitable for development by the Partnership and to expeditiously develop such leases once they are acquired.

Markets

The marketing of any oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

•                                          the amount of crude oil and natural gas imports;

•                                          the availability, proximity and cost of adequate pipeline and other transportation facilities;

•                                          the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;

•                                          the effect of United States and state regulation of production, refining, transportation and sales;

•                                          the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;

•                                          other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•                                          general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers in the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of reducing the current global oversupply and maintaining or increasing certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

In several initiatives, FERC has required pipelines to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market.  Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally.  These systems will allow rapid consummation of natural gas transactions.  Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws and regulations and the laws of other countries where some of the prospects may be located.

Production.  In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations.  Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

Environmental.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and business operations of the Partnership.  These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations.  If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity.  Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of gas.  Such deregulated gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors.  Reef anticipates that all of the gas produced by the Partnership’s wells will be considered price-decontrolled gas and that the Partnership’s gas will be sold at fair market value.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations.

Foreign Regulation.  Reef relies heavily on local experts and personnel, including attorneys and accountants, for advice and assistance in complying with the laws and regulations of foreign jurisdictions when prospects are located in such jurisdictions.

Employees

Reef manages the Partnership, which has no employees; however, its affiliate, REI, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses REI for direct and administrative services at cost.  See “Item 11 – Executive Compensation.”

ITEM 2.                             PROPERTIES.

Drilling Activities and Productive Wells

As of December 31, 2004, the Partnership had committed funds to eleven projects, one of which was drilling. The Partnership had no reserves as of that date.  The Partnership commenced drilling in December 2004 and to date has drilled three wells and has five additional wells currently drilling. Of the three wells that have completed drilling, two are expected to be productive wells and one was a dry hole. None of these drilled wells is currently producing oil and gas. The Partnership expects to commit additional funds during 2005 to one or two additional projects. Reef anticipates that drilling activity will be substantially completed by December 31, 2005.

A “productive well” is a well producing or capable of producing oil and gas in commercial quantities.

The primary focuses of the Partnership’s operations are onshore in Texas and Louisiana and offshore in U.S. coastal waters of the Gulf of Mexico. However, there are no restrictions regarding project locations, and the Partnership expects to commit funds to one or two additional projects during 2005. The table below provides information concerning properties currently owned by or held by Reef on behalf of the Partnership as of May 10, 2005.

Project	Location	Estimated Working Interest	Estimated Net Revenue Interest	Estimated Cost	Status
Halls Bayou Ranch Tr. 4 #2**	Texas	9.92%	7.52%	$685,000	Drilled-currently completing
UPRC #1**	Louisiana	2.07% BCP 1.55% ACP	1.16%	$62,000	Drilled-waiting on completion
SL 17470 #1**	Louisiana	10.00% BCP 6.25% ACP	4.69%	$689,000	Currently drilling
JB Levert #1**	Louisiana	8.40% BCP 5.25% ACP	3.94%	$281,000	Currently drilling
ST 284 #1**	Texas	8.75% BCP 7.00% ACP	5.04%	$698,000	Currently drilling
Bradish Johnson #1**	Louisiana	16.44% BCP 13.98% ACP	10.48%	$422,000	Dry Hole-Plugged
Thomas H. Miller #1**	Texas	31.94% BCP 27.77% ACP	20.83%	$758,000	Currently drilling
OCSG-21324 #1	Gulf of Mexico	5.00% BPO 4.25% APO	4.02% BPO 3.33% APO	$633,000	Currently drilling
O’Keefe**	Louisiana	9.00%	6.75%	$354,000	Drilling anticipated during 3rd Qtr 2005
E. Euterpe**	Louisiana	5.00%	3.75%	$395,000	Drilling anticipated during 3rd Qtr 2005
State of Texas #4**	Texas	4.00%	3.06%	$360,000	Drilling anticipated during 3rd Qtr 2005
BCP-Before Casing Point		ACP-After Casing Point			** operated by REI
BPO- Before Payout		APO- After Payout

Title to Properties

The Partnership’s interests in producing and non-producing acreage are in the form of assigned direct interests in leases held by the Partnership or by Reef on behalf of the Partnership.  Such properties are subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership’s business and that satisfactory title to all of its leases is currently held by the Partnership or by Reef on behalf of the Partnership.

ITEM 3.                             LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At March 31, 2005, the Partnership had one managing general partner, 44 limited partners, and 235 additional general partners. Reef holds a total of 18.922962 general partner units and the general and limited investor partners hold 70.50 general partner units and 289.036272 limited partner units. No established trading market exists for the units.

Limited and additional general partnership interests are transferable; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership did not repurchase any units in 2004 and has not adopted a unit repurchase program.

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef filed a final prospectus and commenced the offering of units in the Program. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The Program filed a prospectus supplement describing Reef Global Energy V, L.P. on December 3, 2004 and commenced offering units. The offering period ended on December 31, 2004. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. The maximum Partnership units offered were 375 units of limited partner interest and 125 units of general partner interest.

The Partnership sold 378.459234 units of partnership interest, consisting of 289.036272 units of limited partner interest and 89.422962 units of additional general partner interest. Reef purchased 18.922962 general partner units, equaling 5% of the total Partnership units sold. Total offering proceeds were $7,512,416.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $1,078,609, leaving capital contributions of $6,433,807 available for Partnership oil & gas operations. As of December 31, 2004, $412,814 of the management fee owed to Reef was unpaid. This amount is shown in accounts payable to affiliates in the accompanying financial statements. As of December 31, 2004 the Partnership had not expended any funds on oil and gas operations, and had made prepayments of intangible drilling costs totaling approximately $2.3 million. The Partnership intends to utilize all available Partnership capital during 2005.

ITEM 6.                             SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

Period from Inception (December 21, 2004) to December 31, 2004

Oil and gas sales income	$—
Interest income	1,675
Costs and expenses	52,782
Partnership net loss	(51,107)

Allocation of net loss:
General partner units	(9,937)
Limited partner units	(40,741)
Managing general partner units	(429)
Net loss per general partner unit	(140.95)
Net loss per limited partner unit	(140.95)
Net loss per managing general partner unit	(22.72)

Total assets	7,403,080
Distributions to Managing General Partner	—
Distributions to Investor Partners	—

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Reef Global Energy V, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. While the majority of the Partnership’s proceeds have been used to purchase prospects upon which the Partnership will conduct drilling operations, a small portion of capital may be used to purchase existing reserves.

The Partnership currently operates solely in the United States, although there are no restrictions regarding prospect locations. REI, an affiliate of the managing general partner, has expertise and has drilled primarily in Texas and Louisiana since its inception in 1987, and the Partnership has acquired properties primarily in these areas to date.  Many of the projects taken in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership has focused more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as the Organization of Petroleum Exporting Countries (OPEC) production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production.

Through its agreements with CMI, the Partnership hopes to benefit from the expertise of larger oil and gas industry participants in other areas such as the Gulf of Mexico. The Partnership will actively seek participation in prospects and projects reviewed and developed by both CMI and other independent and major oil and gas industry participants. Such participation will allow the Partnership to benefit from the expertise of these entities and increase the diversity and therefore lessen the overall drilling risk to the investors.

The Partnership will not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may call for voluntary additional partner assessments of up to $20,000 per unit. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations, and therefore will not be impacted by interest rate fluctuations.  In addition, the Partnership has not engaged in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

The Partnership was funded with initial contributions totaling $7,512,416.  Reef contributed a total of $321,690, and investor partners purchased 70.50 general partner units for $1,410,000 and 289.036272 limited partner units for $5,780,726. Syndication and organization costs of $1,078,609 were incurred leaving available cash of $6,433,807 for Partnership activities.  The Partnership was formed on December 21, 2004 and the last partner was admitted to the Partnership on December 31, 2004, which was the date the offering of the Partnership units ended.

The Partnership had working capital of $3,560,700 at December 31, 2004, which includes interest income earned on funds during and subsequent to escrow.

During 2005, the Partnership expects to utilize the working capital cash for lease acquisition and drilling activities. The Partnership expects to purchase non-operated working interests in twelve or thirteen exploratory and development drilling projects. The Partnership has already committed monies to eleven drilling projects. Drilling activities will be conducted solely with the working capital available as of December 31, 2004. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

The Partnership Agreement allows for the assessment of up to $20,000 per unit for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. Until initial drilling operations are completed it is not known whether any additional partner assessments will be made.

Results of Operations

The Partnership began operations in December 2004. The net loss of $51,107 shown in the financial statements represents a charge of $50,000 for organization expenses and $2,782 for other general and administrative expenses, partially offset by interest income earned by funds.

As of the date of this report, the Partnership has committed funds to eleven drilling projects. A brief description of these projects can be found in “Item 2 –Properties.”

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2004, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at December 31, 2004.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 1 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at December 31, 2004 and recognized no property impairment.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by REI utilizing the period end prices and costs as promulgated by the Securities and Exchange Commission (“SEC”). Reserve engineering is the subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes a petroleum engineer employed by REI to prepare an estimate of proved reserves, utilizing the period end prices and costs as promulgated by the SEC, which is used to determine depreciation, depletion and amortization for financial statement purposes. Reserve engineering is the subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered. Depreciation, depletion and amortization is computed using the units-of-production method based upon this estimate of proved reserves.

The Partnership will follow Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded.

The Partnership held no oil and gas assets requiring these calculations as of December 31, 2004.

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2004, the Partnership had no gas production and therefore had no gas imbalances.

New Accounting Pronouncements

In September 2004, the Securities and Exchange Commission issued “Staff Accounting Bulletin No. 106” (SAB No. 106). SAB No. 106 applies to entities using the full cost method of accounting for crude oil and natural gas properties. SAB No. 106 affects the way in which entities calculate their full cost ceiling limitation (including asset retirement cost related to proved developed properties in the calculation of the ceiling) and the way entities calculate depletion on oil and gas properties (only asset retirement cost for new re-completions and new wells will be included in future development costs in calculating depletion rates). The Partnership does not anticipate that SAB No. 106 will have a significant impact on its financial position or results of operations.

RISK FACTORS

Investment in the Partnership involves a high degree of risk and is suitable only for investors of substantial financial means who have no need for liquidity in their investments.

Special Risks of the Partnership

Reef will manage and control the Partnership’s business.  Third parties may manage and control the prospects.  Reef exclusively manages and controls all aspects of the business of the Partnership and makes all decisions concerning the business of the Partnership.  Investors in the Partnership are not permitted to take part in the management or in the decision making of the Partnership.  Third parties may act as the operator of Partnership prospects, and in many cases, the Partnership may acquire a less than 50% working interest in various oil and natural gas properties.  Accordingly, third parties may manage and control the drilling, completion and production operations on the properties.

If the Partnership acquires prospects outside the United States, it will be subject to certain risks of international operations.  The Partnership may acquire interests in oil and natural gas prospects located outside the United States. If the Partnership were to acquire prospects outside of the United States, it will be subject to risks generally associated with conducting business in foreign countries, such as:

•                                          foreign laws and regulations that may be materially different from those of the United States;

•                                          changes in applicable laws and regulations;

•                                          challenges to or failure of title;

•                                          labor and political unrest;

•                                          foreign currency fluctuation;

•                                          changes in foreign economic and political conditions;

•                                          export and import restrictions;

•                                          tariffs, customs, duties and other trade barriers;

•                                          difficulties in staffing and managing foreign operations;

•                                          longer time periods in collecting revenues;

•                                          difficulties in collecting accounts receivable and enforcing agreements;

•                                          possible loss of properties due to nationalization or expropriation; and

•                                          limitations on repatriation of income or capital.

In addition, in the event of a dispute, the Partnership may be subject to the exclusive jurisdiction of foreign courts and agencies, or may not be successful in obtaining jurisdiction over foreign persons in state or federal courts in the United States.  The Partnership also may be hindered or prevented from enforcing its rights against foreign governments and their agencies because international law may grant foreign governments and their agencies immunity from our courts or prohibit the Partnership from bringing suit in their courts.

Additional general partners have unlimited liability for Partnership obligations.  Under Nevada law, the state in which the Partnership has been formed, general partners of a partnership have unlimited liability for obligations and liabilities of that partnership. Additional general partners will be liable for all obligations and liabilities arising from Partnership operations if these liabilities exceed both the assets and insurance of the Partnership, and Reef’s assets and insurance.  Even if an additional general partner converts his general partner interest into a limited partner interest, he will continue to be liable as a general partner for matters that occurred while he owned a general partner interest.  An additional general partner’s liability may exceed the amount of his investment in the Partnership.

Cash distributions are not guaranteed.  Cash distributions are not guaranteed and will depend on the Partnership’s future operating performance.  Reef will review the accounts of the Partnership at least quarterly to determine the cash available for distribution.  Distributions will depend primarily on the Partnership’s cash flow from operations, which will be affected, among other things, by the price of oil and natural gas and the level of production of the Partnership’s prospects.

A Partner’s ability to resell units is limited due to the lack of a public market and restrictions contained in the Partnership Agreement.  A partner may not be able to sell his Partnership interests.  No public market for the units exists or is likely to develop.  A partner’s ability to resell his units also is restricted by the Partnership Agreement.  The Partnership itself may continue in existence for thirty years from its formation, unless earlier terminated.

Reef and its affiliates may have conflicts of interest with the partners and the Partnership.  The continued active participation by Reef and its affiliates in oil and gas activities individually, and on behalf of other partnerships organized or to be organized by Reef, and the manner in which partnership revenues are allocated, create conflicts of interest with the Partnership.  Reef and its affiliates have interests that inherently conflict with those of the unaffiliated partners, including the following:

•                                          Reef and its affiliates manage other oil and natural gas drilling programs.  Reef will owe a duty of good faith to each of the partnerships that Reef manages.  Actions taken with regard to other partnerships may not be advantageous to the Partnership.

•                                          Reef decides which prospects the Partnership will acquire.  Reef could benefit, as a result of cost savings or reduction of risk, for instance, by assigning or not assigning particular prospects to the Partnership.

•                                          One of Reef’s affiliates may act as operator on some Partnership wells for which it will be compensated at rates competitive with the rates charged by unaffiliated persons for similar services.  Reef’s affiliate could have an incentive to operate wells that were no longer economic to the Partnership, in order to continue to receive operating fees.

There can be no assurance that any transaction with Reef will be on terms as favorable as could have been negotiated with unaffiliated third parties.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells. Reef Global Energy Ventures is the first public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy V, L.P. is the fifth limited partnership offered under that Program. Reef and its affiliate, REI, have sponsored 49 ventures from 1996 to the present, nine of which were dedicated primarily to the purchase of interests in already-producing reserves. We refer to these production purchase programs as income fund ventures. These ventures have drilled 61 wells (51 by drilling ventures and 10 by income fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 29 were exploratory wells and 32 were developmental. Seventeen of these wells were dry holes, and three wells were completed but were non-commercial. Of the 41 wells that were commercial, 26 are still owned by Reef or its affiliates’ ventures and producing, two are awaiting connection to the sales line, seven have been plugged and abandoned, and five have been sold. One well is currently shut-in and is awaiting conversion to a salt water disposal well. Using this data, approximately 67% of the wells drilled by these ventures were completed as commercially producing and 33% were dry holes

(including the three wells that were completed but failed to become commercial producers). Approximately 11% of the wells drilled by our ventures were subsequently abandoned.

Compensation payable to Reef will affect distributions. Reef will receive compensation from the Partnership throughout its life.  Reef’s affiliates may enter into transactions with the Partnership for services, supplies, and equipment and will be entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies, and equipment.  Compensation payments to Reef and its affiliates will be due regardless of the Partnership’s profitability and will reduce the amount of cash available to the Partnership for distribution to its partners.

The Partnership may become liable for joint activities of other working interest owners.  The Partnership will usually acquire less than the full working interest in prospects and, as a result, will engage in joint activities with other working interest owners.  Additionally, it is expected that the Partnership will purchase less than a 50% working interest in most prospects, with the result that someone other than Reef or the Partnership may control such prospects.  The Partnership could be held liable for the joint activity obligations of the other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the working interest owners.  Full development of the prospects may be jeopardized in the event other working interest owners cannot pay their shares of drilling and completion costs.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.  The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of interests in oil and natural gas properties.  The Partnership only has nominal funds available for partnership purposes until there are revenues from partnership operations.  The Partnership Agreement permits the Partnership to borrow money only after drilling has been completed and all additional general partnership interests have been converted into limited partnership interests.  Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues, from assessments against the partners, or from borrowings.  Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  The Partnership cannot require a partner to pay any assessments.  Reef is prohibited under the Partnership Agreement from loaning money to the Partnership, and Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

Other partnerships Reef sponsors will compete with the Partnership for prospects, equipment, contractors, and personnel.  Reef plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership.  Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in future oil and gas programs sponsored by Reef, may exist at the same time.  Due to competition among the partnerships for suitable prospects and availability of equipment, contractors, and Reef’s personnel, the fact that partnerships previously organized by Reef and its affiliates may still be purchasing prospects when the Partnership is attempting to purchase prospects may make the completion of prospect acquisition activities by the Partnership more difficult.

Because investors bear the Partnership’s acquisition, drilling and development costs, they bear most of the risk of non-productive operations.  Under the cost and revenue sharing provisions of the Partnership Agreement, Reef will share costs with the partners differently than the way Reef will share revenues with them.  Because other partners will bear a substantial amount of the costs of acquiring, drilling and developing the Partnership’s prospects, other partners will bear a substantial amount of the costs and risks of drilling dry holes and marginally productive wells.

The Partnership Agreement prohibits the limited partners and additional general partners from participating in the Partnership’s business decisions.  The partners may not participate in the management of the Partnership business.  The Partnership Agreement forbids the partners from acting in a manner harmful to the business of the Partnership.  If a partner violates the terms of the Partnership Agreement, he may have to pay the Partnership or other partners for all damages resulting from his breach of the Partnership Agreement.

The Partnership Agreement limits Reef’s liability to each partner and the Partnership and requires the Partnership to indemnify Reef against certain losses.  Reef will have no liability to the Partnership or to any partner for any loss suffered by the Partnership, and will be indemnified by the Partnership against loss sustained by it in connection with the Partnership if:

•                                          Reef determines in good faith that its action was in the best interest of the Partnership;

•                                          Reef was acting on behalf of or performing services for the Partnership; and

•                                          Reef’s actions did not constitute negligence or misconduct.

Because Reef will act as general partner of several partnerships, other commitments may adversely affect its financial condition.  As a result of Reef’s commitments as general partner of several partnerships and because of the unlimited liability of a general partner to third parties, its net worth is at risk of reduction.  Because Reef is primarily responsible for the conduct of the Partnership’s affairs, a significant adverse financial reversal for it could have an adverse effect on the Partnership and the value of the Partnership’s units.

The partners may be asked for additional funds.  Reef may call for voluntary assessments on the partners up to a total of $20,000 per unit for the purpose of conducting subsequent operations on properties the Partnership began evaluating during the Partnership’s initial operations.  Although each partner is not required to pay any assessment, his percentage interest in the Partnership will be reduced if other partners pay and he does not.

Risks of Oil and Natural Gas Investments

Oil and natural gas investments are highly risky.  The selection of prospects for oil and natural gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties are highly speculative.  There is a possibility the partners will lose all or substantially all of their respective investments in the Partnership.  Reef cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas.  Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit.  Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines.  In addition, ground water, various clays, lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.

Drilling exploratory wells is riskier than drilling developmental wells.  Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells.  The Partnership has drilled two exploratory wells to date, one of which was a dry hole, and expects to drill two more exploratory wells during 2005.  Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership has drilled one developmental well to date. This well is expected to be productive.

The Partnership may be required to pay delay rentals to hold properties, which may deplete Partnership capital.  Oil and gas leases generally require that the property must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect.  Delay rentals typically must be paid within a year of the entry into the lease if no production or drilling activity has commenced.  If delay rentals become due on any property the Partnership acquires, the Partnership will have to pay its share of such delay rentals or lose its lease on the property.  These delay rentals could equal or exceed the cost of the property.  Further, payment of these delay rentals could seriously deplete the Partnership’s capital available to fund drilling activities when they do commence.

Prices of oil and natural gas are unstable.  Global economic conditions, political conditions, and energy conservation have created unstable prices for oil and natural gas.  Oil and natural gas prices may fluctuate significantly in response to minor changes in supply, demand, market uncertainty, political conditions in oil-producing countries, activities of oil-producing countries to limit production, global economic conditions, weather conditions and other factors that are beyond the Partnership’s control.  The prices for domestic oil and natural gas production have varied substantially over time and may in the future decline, which would adversely affect the Partnership and the partners.  Prices for oil and natural gas have been and are likely to remain extremely unstable.

Competition, market conditions and government regulation may adversely affect the Partnership.  A large number of companies and individuals engage in drilling for oil and natural gas.  As a result, there is intense competition for the most desirable prospects.  The sale of any oil or natural gas found and produced by the Partnership will be affected by fluctuating market conditions and regulations, including environmental standards, set by state and federal agencies.  Governmental regulations may fix rates of production from Partnership wells, and the prices for oil and natural gas produced from the wells may be limited.  From time-to-time, a surplus of oil and natural gas occurs in areas of the United States.  The effect of a surplus may be to reduce the price the Partnership may receive for its oil or gas production, or to reduce the amount of oil or natural gas that the Partnership may produce and sell.

Environmental hazards and liabilities may adversely affect the Partnership and result in liability for the additional general partners.  There are numerous natural hazards involved in the drilling of oil and natural gas wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves.  Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the additional general partners.  Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient.  In that event, Partnership assets would be utilized to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for additional drilling activities.

The Partnership may incur liability for liens against its subcontractors.  Although Reef will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, the properties of the Partnership could be subject to materialmen’s and workmen’s liens.  In that event, the Partnership could incur excess costs in discharging such liens.

Shut-in wells and delays in production may adversely affect Partnership operations.  Production from wells drilled in areas remote from marketing facilities may be delayed until sufficient reserves are established to justify construction of necessary pipelines and production facilities.  In addition, production from wells may be reduced or delayed due to seasonal marketing demands.  Wells drilled for the Partnership may have access to only one potential market.  Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt sales from Partnership wells.

The production and producing life of Partnership wells is uncertain.  Production will decline.  It is not possible to predict the life and production of any well.  The actual lives could differ from those anticipated.  Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment.  In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production.  This production decline may be rapid and irregular when compared to a well’s initial production.

Tax Risks

Tax treatment may change.  The tax treatment currently available with respect to oil and natural gas exploration and production may be modified or eliminated on a retroactive or prospective basis by additional legislative, judicial, or administrative actions.

Tax treatment depends upon partnership classification.  Tax counsel has rendered its opinion to Reef that the Partnership will be classified for federal income tax purposes as a partnership and not as an association taxable as a corporation or as a “publicly traded partnership.” This opinion is not binding on the IRS or the courts.  The IRS could assert that the Partnership should be classified as a “publicly traded partnership.” This would mean that any income, gain, loss, deduction, or credit of the Partnership would remain at the entity level and not flow through to the partners, that the income of the Partnership would be subject to corporate tax rates at the entity level, and that distributions to the investor partners might be considered dividend distributions subject to federal income tax at the partners’ level.

Tax liabilities may exceed cash distributions.  Each partner may be required to pay federal income tax based upon his distributive share of partnership taxable income for any year in an amount exceeding the cash distributed to him by the Partnership.  Each must include in his own return for a taxable year his share of the items of the Partnership’s income, gain, profit, loss, and deductions for the year, whether or not cash proceeds are actually distributed to him.

Audits of the Partnership’s tax returns could result in increased taxes due by the partners or audits of partners’ individual tax returns.  The fact that the Partnership will not be registered with the IRS as a “tax shelter” does not reduce the possibility that the IRS will audit the Partnership’s returns.  If an audit occurs, tax adjustments might be made that would increase the amount of taxes due or increase the risk of audit of partners’ individual tax returns.  Costs and expenses may be incurred by the Partnership in contesting any audit adjustments.  The cost of responding to audits of partners’ tax returns will be borne solely by the partners whose returns are audited.

The IRS could challenge the Partnership’s deductions for prepayment of drilling costs.  Some drilling cost expenditures may be made as prepayments during a year for drilling and completion operations that in large part may be performed during the following year.  All or a portion of these prepayments may be currently deductible by the Partnership if:

•                                          drilling on the well to which the prepayment relates occurs within 90 days after the end of the year the prepayment is made;

•                                          the payment is not a mere deposit; and

•                                          the payment serves a business purpose or otherwise satisfies the clear reflection of income rule.

The Partnership could fail to satisfy the requirements for deduction of prepaid intangible drilling and development costs.  The IRS may challenge the deductibility of these prepayments.  If a challenge were successful, the challenged prepaid expenses would be deductible in the tax year in which the services under the drilling contracts are actually performed, rather than the tax year in which the payment was made.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to co-invest with major independent oil companies and its intent to diversify the Partnership’s investments;

•                                          statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;

•                                          statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                          statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                                          any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                          any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed above in the section captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. However, to the extent that changes in interest rates affect general economic conditions, the partnership will be affected by such changes.

Commodity Price Risk

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risks.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Report, beginning on page F-1.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 22, 2004 (the “Effective Date”), Reef, as the managing general partner of the Partnership, dismissed Ernst & Young LLP (“EY”) as the independent registered public accounting firm of Reef and of all five partnerships formed as part of the Program. On the Effective Date, the manager of Reef approved the engagement of BDO Seidman LLP (“BDO”) as independent auditors for Reef and each of the five Program partnerships for the period ending December 31, 2004. BDO will act as certifying accountant on all future reports of the Partnership. The decision to dismiss EY and appoint BDO was made by Reef.

EY’s reports on the financial statements of Reef for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of Reef and the previous partnerships formed as part of the Program for the fiscal years ended December 31, 2002 and 2003 and in the subsequent interim periods, there were no disagreements between Reef, the Program partnerships, and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EY would have caused them to make reference to the matter in their report.

ITEM 9A.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. At December 31, 2004, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no significant changes in Reef’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Reef carried out its evaluation.

ITEM 9B.                    OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Partnership has no directors or executive officers; it is managed by Reef Oil & Gas Partners LLC.

Reef Oil & Gas Partners LLC

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or REI, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	48	Manager of Reef; Chief Executive Officer and Director of REI
H. Walt Dunagin	47	Vice President—Land Manager of REI
Dwight E. Roberts	52	Vice President—Exploration of REI
John M. Dees	51	Vice President—Operations and Engineering of REI
Laura S. Klein	45	Vice President—Drilling of REI
Daniel C. Sibley	53	Chief Financial Officer of Reef and REI
David M. Tierney	52	Controller—Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef, as well as the Chief Executive Officer and a Director of REI. Mr. Mauceli has held these positions with the managing general partner since its formation in February 1999. He has served in these positions with REI since 1987. Since its inception, Mr. Mauceli has also served as manager of Reef Operating Company LLC, a Nevada limited liability company formed in December 2001 by Reef and REI. Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

H. Walt Dunagin is Vice President—Land Manager of REI. He has held this position since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A.  Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining REI, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He became a Certified Professional Landman in August 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Dwight E. Roberts is Vice President—Exploration at REI. He was appointed to this position in 2003. He is a graduate of Eastern New Mexico University with a Bachelor’s degree in geology and did post-graduate work at the Colorado School of Mines in 1975-1976. Mr. Roberts has worked for several oil and gas companies as a geologist developing exploration prospects, and was also self-employed as a geologist from 1992-1997, generating exploration and exploitation prospects for clients as well as performing studies for well re-completions and infield development projects for clients. From 1997 to June 1999, Mr. Roberts was a senior staff geologist at Pioneer Natural Resources USA, Inc. From July 1999 to March 2002, he was the Manager of Geology/Geophysics at Prize Energy Corporation, and supervised the company’s exploration activity, which was concentrated in South Texas, the Texas Gulf Coast, Louisiana and the Permian Basin. He is a member of the American Association of Petroleum Geologists (AAPG) and the Society of Petroleum Engineers (SPE).

John M. Dees, PE is Vice President-Operations and Engineering of REI. From 1994 to 2004, Mr. Dees served as a petroleum engineering consultant with Dees Well Completions. Mr. Dees has over 30 years of industry experience. Mr. Dees has conducted well completion engineering and production operations for REI since September 2003, when he joined REI in a consulting capacity. He holds a Bachelor of Science degree in Chemistry from Southwestern Oklahoma State University and a Masters in Petroleum Engineering from the University of Oklahoma. Prior to consulting for Reef, Mr. Dees worked for Halliburton Services in fracturing fluids, fracturing research engineering, and field operations engineering, as well as for numerous oil and gas companies, including Getty Oil, Sun E&P, and Oryx Energy. Mr. Dees has published several peer-reviewed technical papers and was the inventor of several U.S. and international patents on extreme overbalancing perforating stimulation and resin formation sand control. Mr. Dees is a member of the American Chemical Society and the Society of Petroleum Engineers.

Laura S. Klein is Vice President-Drilling at REI, a position she has held since joining the company early in 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor’s degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 24 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until joining REI, she held the position of Senior Staff Drilling Engineer with Mobil’s International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil’s worldwide drilling organization. Ms. Klein’s professional affiliations include the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Society of Training and Development.

Daniel C. Sibley is Chief Financial Officer of Reef and REI. He became Chief Financial Officer of Reef in December 1999 and REI in 1998. From 1980 to 1998, Mr. Sibley was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by REI since March 2001, and is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration (MBA) from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil and Gas Partners LLC, 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	15% of subscriptions
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator’s per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs.  Reef has purchased 5% of the Partnership’s units, which along with the interests Reef received as managing general partner of the Partnership results in a total interest in the Partnership of 15.45%.

Reef received a management fee of $1,078,609, which is 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef paid all of the Partnership’s organization and offering costs, including sales commissions. The Partnership recorded $1,028,609 of this payment as syndication costs and $50,000 as organization costs.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. Reimbursable costs incurred by Reef for the period ending December 31, 2004 were $4,499, primarily for technical and administrative personnel.

Operators fees will be payable only if one of Reef’s affiliates serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well. At December 31, 2004, there was one Partnership well being drilled that is operated by REI. The Partnership has capitalized as drilling costs $592 of operator fees incurred in connection with the drilling of this well. It is anticipated that REI will serve as operator of ten of the Partnership’s prospects.

As the managing general partner, Reef or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef or one of its affiliates provides such services, equipment or supplies as a part of its ordinary business, then the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef or one of its affiliates is not engaged in the business as set forth above, then the compensation, price or rental will be the cost of the services, equipment or supplies to such entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which Reef or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid. During the period ended December 31, 2004, there were no such services rendered to the Partnership by Reef or any of its affiliates.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2005 concerning all persons known by Reef to own beneficially more than 5% of the Partnership’s units. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the shares beneficially owned.

Reef has calculated the percentages of units beneficially owned based on 378.459234 units of Partnership interest outstanding at March 31, 2005.

	Units beneficially owned
Person or group	Number		Percent
Reef Oil & Gas Partners LLC	18.922962	(1)	5.00%

(1)          Reef Oil & Gas Partners LLC’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership.  See Item 11. – Executive Compensation.

In addition, the Partnership paid $237,961 to Reef as reimbursement for its pro-rata share of the Challenger Fees paid by Reef, and purchased two properties from Reef for approximately $2,000.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees:

The Partnership reached minimum subscription levels on December 13, 2004 and was formed December 21, 2004. The Partnership expects to incur professional fees totaling approximately $35,000 in connection with the audit of the 2004 financial statements. There have been no audit fees incurred by the Partnership for the last two fiscal years since the Partnership was not yet formed.

Audit Related Fees:

The Partnership reached minimum subscription levels on December 13, 2004 and was formed December 21, 2004. There have been no audit related fees incurred by the Partnership for the last two fiscal years since the Partnership was not yet formed.

Tax Fees:

The Partnership reached minimum subscription levels on December 13, 2004 and was formed December 21, 2004. There have been no tax fees incurred by the Partnership for the last two fiscal years since the Partnership was not yet formed.

All Other Fees:

The Partnership reached minimum subscription levels on December 13, 2004 and was formed December 21, 2004. There have been no other fees incurred by the Partnership for the last two fiscal years since the Partnership was not yet formed.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)                                  1.                                       Financial Statements

2.                                    Financial Statement Schedules

None

3.                                    Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on 27 of this report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 13, 2005	REEF GLOBAL ENERGY V, L.P.

		By:	Reef Oil & Gas Partners LLC
Managing General Partner

			By:	/s/ MICHAEL J. MAUCELI
Michael J. Mauceli
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. MAUCELI	Manager and Member (Principal Executive Officer)	May 13, 2005
Michael J. Mauceli

/s/ DANIEL C. SIBLEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 13, 2005
Daniel C. Sibley

Reef Global Energy V, L.P.

Financial Statements

For the Period from Inception (December 21, 2004) to December 31, 2004

Contents

Report of Independent Registered Public Accounting Firm

Audited Financial Statements

Balance Sheet
Statement of Operations
Statement of Partnership Equity
Statement of Cash Flows
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners
Reef Global Energy V, L.P.

We have audited the accompanying balance sheet of Reef Global Energy V, L.P. as of December 31, 2004, and the related statements of operations, partnership equity, and cash flows for the period from inception (December 21, 2004) to December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy V, L.P. at December 31, 2004, and the results of its operations and its cash flows for the period from inception (December 21, 2004) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas TX
April 25, 2005

Reef Global Energy V, L.P.
Balance Sheet

December 31,	2004

Assets

Current assets:
Cash and cash equivalents	$4,208,709
Accounts receivable from affiliates	321,690
Accrued interest receivable	681
Total current assets	4,531,080

Property and Equipment:
Oil and gas properties, full cost method of accounting	556,439
Prepaid drilling costs	2,315,561
Accumulated depreciation and depletion	—
Net property and equipment	2,872,000

Total assets	$7,403,080

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable	$1,128
Accounts payable to affiliates	969,252
Total current liabilities	970,380

Partners’ Equity
General partners	1,198,367
Limited partners	4,913,072
Managing general partner	321,261
Partners’ equity	6,432,700

Total liabilities and partners’ equity	$7,403,080

See accompanying notes to financial statements.

Reef Global Energy V, L.P.
Statement of Operations

Period from Inception (December 21, 2004) to December 31,	2004

Interest income	$1,675

Costs and expenses:
Organization expenses	50,000
General and administrative expenses	2,782
Total costs and expenses	52,782

Net loss	$(51,107)

Net loss per general partner unit	$(140.95)
Net loss per limited partner unit	$(140.95)
Net loss per managing general partner unit	$(22.72)

See accompanying notes to financial statements.

Reef Global Energy V, L.P.
Statement of Partnership Equity
For the Period from Inception (December 21, 2004)
To December 31, 2004

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 21, 2004	—	$—	—	$—	—	$—	—	$—
Partner contributions, net of syndication costs	70.500	1,208,304	289.036	4,953,813	18.923	321,690	378.459	6,483,807
Net loss	—	(9,937)	—	(40,741)	—	(429)	—	(51,107)
Balance at December 31, 2004	70.500	$1,198,367	289.036	$4,913,072	18.923	$321,261	378.459	$6,432,700

See accompanying notes to financial statements.

Reef Global Energy V, L.P.
Statement of Cash Flows

Period from Inception (December 21, 2004) to December 31,	2004

Operating Activities
Net loss	$(51,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued interest receivable	(681)
Accounts payable	1,128
Accounts payable to affiliates	412,813
Net cash provided by operating activities	362,153

Investing Activities
Property acquisition and development	—
Prepaid drilling costs	(2,315,561)
Net cash used in investing activities	(2,315,561)

Financing Activities
Partner capital contributions	7,190,726
Syndication costs	(1,028,609)
Net cash provided by financing activities	6,162,117

Net increase in cash and cash equivalents	4,208,709
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$4,208,709

Non-cash investing transactions:
Additions to property included in accounts payable to affiliates	$(556,439)
Non-cash financing transactions:
Partner capital contributions included in accounts receivable from affiliates	$321,690

See accompanying notes to financial statements.

Reef Global Energy V, L.P.
Notes to Financial Statements

December 31, 2004

1. Organization and Basis of Presentation

Reef Global Energy V, L.P. (the Partnership) is the fifth in a series of five Nevada limited partnerships comprising a program called Reef Global Energy Ventures (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on May 31, 2001. In order to be formed, each partnership is required to a sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and a maximum of 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement with the SEC on December 3, 2004 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on December 21, 2004.

The Partnership is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Oil & Gas Partners LLC (formerly known as Reef Partners LLC) (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The Partnership acquires leases and drills oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. The Partnership primarily purchases working interests in exploratory and developmental drilling prospects in which major or independent oil companies also have interests. The Partnership generally purchases less than a majority interest in the properties acquired. The Partnership began drilling activities during December 2004.

During the year following completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item:	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Organization costs	0%	100.0%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

The managing general partner was not allocated any portion of the interest income during the period from inception (December 21, 2004) to December 31, 2004, as its capital contribution was not received as of December 31, 2004.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not engaged in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $1,028,609, are recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at December 31, 2004 and recognized no property impairment.

Restoration, Removal, and Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of December 31, 2004 the Partnership had no productive long-lived assets and therefore had no asset retirement obligations.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of December 31, 2004, the Partnership had no oil and gas production, and, therefore, had no gas imbalances.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

The book basis of the partnership’s assets exceeds the tax basis of the assets by approximately $1.56 million at December 31, 2004, primarily due to the deduction of intangible drilling costs and prepaid drilling costs for tax purposes.

New Accounting Pronouncements

In September 2004, the Securities and Exchange Commission issued “Staff Accounting Bulletin No. 106” (SAB No. 106). SAB No. 106 applies to entities using the full cost method of accounting for crude oil and natural gas properties. SAB No. 106 affects the way in which entities calculate their full cost ceiling limitation (including asset retirement cost related to proved developed properties in the calculation of the ceiling) and the way entities calculate depletion on oil and gas properties (only asset retirement cost for new re-completions and new wells will be included in future development costs in calculating depletion rates). The Partnership does not anticipate that SAB No. 106 will have a significant impact on its financial position or results of operations.

3. Transactions with Affiliates

The Partnership has no employees.  Reef Exploration, Inc. (REI), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses REI for direct and administrative services at cost. During the period from inception (December 21, 2004) to December 31, 2004, the partnership incurred technical services and administrative costs totaling $4,499. Of this amount, $3,323 represents technical services capitalized as project costs, and $1,176 represents administrative costs included as general and administrative expenses.

The Partnership has a receivable from Reef at December 31, 2004 related to its capital contribution. The balance due consists of $321,690 for the purchase of 18.922962 Partnership units. Reef paid the $321,690 during February 2005.

Accounts payable to affiliates totaled $969,252 at December 31, 2004. The balance includes $237,961 due Reef for the Challenger Fee described below, $412,814 due Reef for the unpaid portion of the 15% management fee paid for organization and syndication costs, including sales commissions (see note 7), as well $36,158 due as reimbursement for property acquisition costs paid by Reef. The balance also includes $282,319 due REI for technical and administrative services provided by REI and for joint interest billings on properties currently drilling and operated by REI. All payables to affiliates at December 31, 2004 were paid in full during the first quarter of 2005.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well. At December 31, 2004, there is one Partnership well being drilled which is operated by REI. The Partnership has capitalized as drilling costs $592 of operator fees incurred in connection with the drilling of this well.

As the managing general partner, Reef or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef or one of its affiliates provides such services, equipment or supplies as part of its ordinary business, the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef or one of its affiliates is not engaged in the business as set forth above, the compensation, price or rental will be the cost of the services, equipment or supplies to each entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services, equipment or supplies for which Reef or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services, equipment or supplies to be rendered and all compensation to be paid. During the period from inception (December 21, 2004) to December 31, 2004, there were no such services, equipment or supplies rendered to the Partnership by Reef or any of its affiliates.

The Partnership has acquired two properties from Reef, at cost, for approximately $2,000. Properties transferred to the Partnership from Reef are transferred at Reef’s cost, unless Reef has reason to believe that cost is marginally higher than the current fair market value, in which case the properties are transferred to the Partnership at their fair market value.

Reef has entered into two agreements (the CMI Agreements) with Challenger Minerals, Inc. (CMI), a subsidiary of Global Santa Fe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The CMI Agreements allow Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef pays CMI for the geological and geophysical services provided by CMI under the CMI Agreements.

Prospects approved for acquisition by Reef under the CMI Agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program pays Reef a single payment as reimbursement, on a pro rata basis, of the fees paid by Reef to CMI under the CMI agreements. This payment is based upon total Partnership capital contributions. The amount of the fees to be reimbursed to Reef by the Partnership, based upon total capital contributions, is $237,961. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

4. Prepaid Drilling Costs

At December 31, 2004, the Partnership has prepaid $2,315,561 in connection with intangible drilling costs to be incurred on wells in which the Partnership has a working interest and which will be drilled during the first quarter of 2005.

5. Major Customers

The Partnership will sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of December 31, 2004, the Partnership had no oil and gas production and, therefore, had no customers.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7. Partnership Equity

Sales of Partnership units began on December 3, 2004. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on December 21, 2004, and the sale of Partnership units was closed on December 31, 2004. The Partnership raised $7,190,726 from the sale of 359.536 Partnership units to investor partners. Reef purchased 18.923 units (5%) for $321,690. The units purchased by Reef were paid for in February 2005. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for Partnership organization and syndication costs, including sales commissions. These costs totaled $1,078,609, leaving net capital contributions of $6,433,807 available for Partnership oil and gas activities. Of the $1,078,609, syndication costs were $1,028,609 and organization costs were $50,000. Under Nevada law, partners purchasing general partner units have unlimited liability for obligations and liabilities which arise from Partnership operations. Limited partners have limited liability that cannot exceed the amount of their Partnership capital contribution.

Reef will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the period from inception (December 21, 2004) to December 31, 2004 is detailed below:

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	18.923	$(429)	$(22.72)
General partner units	70.500	(9,937)	(140.95)
Limited partner units	289.036	(40,741)	(140.95)
Total	378.459	$(51,107)

8. Partnership Projects

At December 31, 2004, the Partnership had committed funds to four exploratory and seven developmental projects. The Partnership will commit additional funds to projects during 2005. The eleven projects to which the fund has committed drilling monies are all expected to be drilled during 2005.

REI has been named operator of ten of the eleven wells in which the Partnership will participate. One of the wells operated by REI was drilling at year end, and six wells operated by REI and one outside operated well have begun drilling operations subsequent to year end. Other partnerships in the Program also own working interests in all of the wells. In certain instances, private drilling partnerships managed by Reef also own interests in these wells.

9. Subsequent Events (Unaudited)

Subsequent to December 31, 2004, the Partnership completed the drilling of two of the exploratory projects and one of the developmental projects. One of the exploratory projects was a dry hole and has been plugged and abandoned. Casing has been set and completion operations are in progress on the second exploratory project. Casing has been set but completion operations have not yet begun on the developmental project.

The partnership currently has two exploratory projects and three developmental projects drilling. Three other developmental projects are scheduled for drilling later this year.

10. Supplemental Information on Oil & Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The capitalized costs of oil and gas properties are as follows:

December 31,	2004

Oil and gas properties:
Leasehold costs	$39,772
Drilling in progress	2,832,228
Total oil and gas properties	$2,872,000

Costs Incurred

Costs incurred in property acquisition, exploration, development, and production activities consisted of the following:

Period from inception (November 10, 2004) to December 31,	2004

Oil and gas properties:
Exploration costs	$1,053,234
Development costs	1,818,766
Total costs incurred	$2,872,000

Results of Operations

The Partnership began drilling activities during December 2004 and has no crude oil and natural gas sales or production activities to report for the period from inception (December 21, 2004) to December 31, 2004.

Oil and Gas Reserves

At December 31, 2004, the Partnership had no crude oil and natural gas reserves.

Standardized Measure of Discounted Cash Flows

At December 31, 2004, the Partnership had no crude oil and natural gas reserves and, therefore, had no standardized measure of discounted cash flows related to proved reserves.

EXHIBIT INDEX

4.1	Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Reef Global Energy Ventures’ Registration Statement on Form S-1, File No. 333-93399).

10.1

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the Commission on March 5, 2002).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.